Form 10-Q
period 2008-09-30
CFO Advisory Group, Inc.
filed 2009-01-06
CIK 1431559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

      OF 1934

      For the quarterly period ended: September 30, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

      OF 1934

      For the transition period from _________ to __________

Commission file number: 000-53154

---------

CFO Advisory Group, Inc.

--------------------------

(Exact name of small business issuer as specified in its charter)

                  Delaware                                 22-3976479

                  --------                                 ----------

      (State or other jurisdiction of                     (IRS Employer

       incorporation or organization)                  Identification No.)

275 Madison Avenue

4th and 6th Floor

New York, NY 10016

-------------------------

(Address of principal executive offices)

(888) 670-2220

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,050,100 as of September 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets as of September 30, 2008(unaudited) ......   3

         Unaudited Condensed Statements of Operations for the

          Period from June 30, 2008 to September 30, 2008          .........   4

         Unaudited Condensed Statement of Shareholders' Equity (Deficit)

          for the period from Inception on June 30, 2008 to

  September 30, 2008         ......................................   5

         Unaudited Condensed Statements of Cash Flows for the

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A  Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other information .................................................  14

Item 6.  Exhibits ..........................................................  14

Signatures .................................................................  14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CFO Advisory Group, Inc.

(A WHOLLY OWNED SUBSIDIARY)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

                                                                    September 30,

                                                                         2008

                                                                     -----------

                                                                     (Unaudited)

                                     ASSETS

Current Assets:

   Cash ..........................................................   $ 5,000

                                                                     ----------

   Total Assets ..................................................   $ 5,000

                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Loan payable-related party .......................................   $ 5,000

                                                                     ----------

   Total Current Liabilities .....................................   $ 5,000

                                                                     ----------

   Total Liabilities .............................................   $ 5,000

                                                                     ----------

Stockholders' Equity

   Common stock, $.001 par value 100,000,000 authorized

     1,050,100 issued and outstanding ...........................    $ 1,050

   Additional Paid in Capital ....................................   $ 6,515

   Deficit Accumulated in the Development Stage ..................   $(7,565)

                                                                     ----------

      Total Stockholders' Equity .................................   $   000

                                                                     ----------

      Total Liabilities and Stockholders' Equity .................   $ 5,000

                                                                     ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

CFO Advisory Group, Inc.

(A WHOLLY OWNED SUBSIDIARY)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

                                                                    From

                                                               June 30, 2008

                                                             (Date of Inception)

                                                            to September 30, 2008

                                                             -------------------

                                                                 (Unaudited)

Revenue .....................................................     $     246

General administrative expenses .............................             0

                                                                  ---------

Income (loss) before provision for income tax ...............     $     246

                                                                  ---------

Income tax expense ..........................................             -

                                                                  ---------

Net Income (Loss) ...........................................     $     246

                                                                  =========

Basic and Diluted Profit per Common Share ...................      $   0.00

                                                                  =========

Basic and Diluted Weigted Average

  Common Shares Outstanding .................................     1,050,100

                                                                  =========

     The Accompanying Notes are an Integral Part of the Financial Statements

CFO Advisory Group, Inc.

(A WHOLLY OWNED SUBSIDIARY)

(A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Deficit

                                                              Accumulated

                                                                in the          Total

                                   Common Stock     Paid in   Development   Stockholders'

                                 Shares    Amount   Capital      Stage         Equity

                                -------   -------   -------   -----------   ----------

Balance, June 30, 2008

 date of      ...............   795,600   $ 796  -   $6,515    $(7,811)     $   (500)

Net Profit ....................         -         -             $  246

Shares issued for conversion

of loan payable at $.01 per

share in August 2008        254,500     254

                                -------   -------   -------     -------        -------

Balance, September 30, 2008

 (unaudited) ................ 1,050,100   $1,050     $6,515   $ (7,565)     $     00

                                =======   =======   =======     =======        =======

         The Accompanying Notes are an Integral Part of the Financial Statements

CFO Advisory Group, Inc.

(A WHOLLY OWNED SUBSIDIARY)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

                                                                    From

                                                               June 30, 2008

                                                             (Date of Inception)

                                                            to September 30, 2008

                                                             -------------------

                                                                 (unaudited)

OPERATING ACTIVITIES:

Net income (loss) ...........................................     $    246

Adjustments to reconcile net income (loss) to net

   cash provided (used) by operating activities:

   Changes in Assets and Liabilities:

   Accrued liabilities ......................................     $   (246)

                                                                  ---------

Net Cash Used by Operating Activities .......................             -

                                                                  ---------

FINANCING ACTIVITIES:

Proceeds from sale of common stock ..........................     $     000

Proceeds from loan payable related party ....................         5,000

                                                                  ---------

Net Cash Provided by Financing Activities ...................     $   5,000

                                                                  ---------

Net Increase in Cash ........................................     $   5,000

                                                                  ---------

Cash at Beginning of Period .................................     $     000

                                                                  ---------

Cash at End of Period .......................................     $   5,000

                                                                  =========

Supplemental Disclosures:

Cash paid for income taxes ..................................     $       -

                                                                  =========

Cash paid for interest ......................................     $       -

                                                                  =========

Non Cash Transactions:

   Repayment of loan payable related party through

   issuance of common stock .................................     $  2,545

                                                                  =========

     The Accompanying Notes are an Integral Part of the Financial Statements

CFO Advisory Group, Inc.

(A WHOLLY OWNED SUBSIDIARY)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE

        OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

CFO Advisory Group, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on February 25, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a "Business Combination") one or more domestic or international operating businesses.

The Company is the wholly owned subsidiary of CFO Advisory Group, Inc.

As of September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company's formation and capitalization.

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

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending December 31, 2008. The adoption of SFAS 156 is not expected to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board issued Statement of

Financial Accounting Standards No. 141 (revised 2007), "Business Combinations"("SFAS 141(R)"). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) could impact the Company in the event of any future acquisition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"("SFAS 161"), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American

Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard

No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 150 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position.

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

On August 6, 2008 (the "Effective Date"), pursuant to the terms of a Stock Purchase and Sale Agreement, CFO Advisory Group, Inc., purchased a total of 1,050,100 shares of the issued and outstanding common stock of Pop Starz Ventures 1, Inc. (the "Company") from Steve Latham, (the “Seller”), for an aggregate of $49,000 in cash. The total of 1,050,100 shares represented 100% of the shares of issued and outstanding common stock of the Company at the time of transfer.

NOTE 3: STOCKHOLDERS' EQUITY:

At September 30, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. As of September 30, 2008, there are 1,050,100 shares of common stock issued and outstanding.

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

The Company has not had any operating income from inception, February 25, 2008.

For the period ending September 20, 2008 The Company had a net operating profit of $246. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30th 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Steve Latham our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Latham, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2008 (the "Effective Date"), pursuant to the terms of a Stock Purchase and Sale Agreement, CFO Advisory Group, Inc., purchased a total of 1,050,100 shares of the issued and outstanding common stock of Pop Starz Ventures 1, Inc. (the "Company") from Steve Latham, (the “Seller”), for an aggregate of $49,000 in cash. The total of 1,050,100 shares represented 100% of the shares of issued and outstanding common stock of the Company at the time of transfer.

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

ITEM 6. EXHIBITS.

Exhibit

  No.                              Title of Document

-------    ---------------------------------------------------------------------

   31      Certification of the Chief Executive & Financial Officer pursuant to

           Section 302 of the Sabanes-Okley Act of 2002.(2)

   32      Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

  (1)      Incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on November 10, 2008

  (2)      Filed herewith

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of

1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

11/10/2008                 /s/ Steve Latham

-------------             -------------------

                          Steve Latham, Chief Executive Officer

11/10/2008                /s/  Richard Foisy, CPA, CIA

---------                 --------------------

                          Richard Foisy, CPA,CIA – Chief Financial Officer

EXHIBIT 31

                     RULE 13A-14(A)/15D-14(A) CERTIFICATION

I, Steve Latham and Richard Foisy, certify that:

1. I have reviewed this Form 10-Q of CFO Advisory Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   (a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, is made known to me by others within the entity, particularly during the period in which this report is being prepared;

   (b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

11/10/2008             /s/ Steve Latham

-------------             -------------------

                          Steve Latham, Chief Executive Officer

11/10/2008            /s/   Richard Foisy, CPA, CIA

                          -------------------

                            Richard Foisy, CPA, CIA – Chief Financial Officer

EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CFO Advisory Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), I, Steve Latham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

11/10/2008               /s/ Steve Latham

-------------             -------------------

                          Steve Latham, Chief Executive Officer

                         /s/ Richard Foisy, CPA, CIA

                          ---------------------

                           Richard Foisy, CPA, CIA-Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the company and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.